Form 10-K
period 2017-12-31
Hubper Group Inc.
filed 2018-04-04
CIK 1709560

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2017


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-55808

                         HUBPER GROUP INC.
        (Exact name of registrant as specified in its charter)

                  CALLA GROVE ACQUISITION CORPORATION
         (Former name of registrant as specified in its charter)

             Delaware                           82-1859022
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                        9454 Wilshire Boulevard, Suite 612
                         Los Angeles, California 90212
        (Address of principal executive offices)  (zip code)

   Registrant's telephone number, including area code:   310-888-1870

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).

						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                   Outstanding at
                                               March 20 2018

Common Stock, par value $0.0001                20,000,000

Documents incorporated by reference:            Form 10-12G/A filed
					        September 1, 2017


                               PART I

Item 1.  Business


    Hubper Group Inc. (formerly Calla Grove Acquisition Corporation ("Hubper" or the "Company") was incorporated on May 17, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

      The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company changed its name in December 2017 in anticipation of a possible change in control.
As of the filing of this Report, no change in control has been effected but when, and if, such change in control is effected the Company will file a Form 8-K.

     The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

   The president of the Company is the sole officer and director of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public companies and assists companies with introductions to the financial community. Such services may include, when and if appropriate, the use of an existing reporting company such as the Company as a vehicle to take a company public.

     In December, 2017, the Company changed its name to Hubper Group Inc. in anticipation of a possible change in control. As of the date of this Report, no change in control has been effected or finalized. When, and if, such change in control is effected, the Company will file a Form 8-K.

    A business combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the private company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

      As of December 31, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2017, the Company had sustained net loss of $4,312 and an accumulated deficit of $4,312.

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

     There is no assurance that the Company will ever be profitable.

     The Company has no employees.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.

    Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop were the former officers and directors have received subpoenas for documents in regard to an inquiry by the Securities and Exchange Commission requesting documentation regarding the transactions and filings for the past five years and former share ownership of certain blank check companies.

     Management of the Company has received subpoenas from the Securities and Exchange Commission in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information as to the intent or purpose of such subpoenas but believes the SEC is investigating whether the change in control transaction is considered a sale of a security and if so whether a broker needs to be used to effect the transaction.

Item 4.  Mine Safety Disclosures.

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

     In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

May 17, 2017          James Cassidy (1)   10,000,000       Services

May 17, 2017          James McKillop      10,000,000	   Services

(1) James M. Cassidy, president and a director of the Company, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, which company has agreed to assist the Company in registering its stock and introductions to the brokerage community.

Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

      The president of the Company is the president and sole shareholder of Tiber Creek Corporation.

     Tiber Creek Corporation assists companies in becoming public companies and assists companies with introductions to the financial community. Such services may include, when and if appropriate, the use of an existing reporting company such as the Company.

     In December, 2017, the Company changed its name to Hubper Group Inc. in anticipation of a possible change in control. As of the date of this Report, no change in control has been effected or finalized. When, and if, such change in control is effected, the Company will file a Form 8-K.

      As of December 31, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2017, the Company had sustained net loss of $4,312.

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

2017 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2017 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure as of the balance sheet date covered by this report.

Item 9A.   Controls and Procedures

  Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

   Management is responsible for maintaining a system of internal control over financial reporting ("ICFR") that provides reasonable assurance regarding the reliability of such reporting and the accuracy and reliability of the preparation of financial statements of such. Management is responsible to maintain records accurately and fairly to reflect transactions and transactions are recorded as necessary. The controls should provide reasonable assurance regarding the prevention of unauthorized acquisition or use of assets.

     In the present case of the Company, management consists solely of the president and vice president and has no employees or other personnel. As such, management maintains sole control of all financial transactions and all assets. Since the president of the Company is in sole control of the financial transactions and assets management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In assessing its control and procedure over financial reporting, management used the integrated framework created by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As outlined by COSO, suitable control criteria can be grouped into a five-component structure consisting of control environment, risk assessment, control activities, monitoring, and information and communication. Whether a system of internal control is effective is a subjective judgment resulting from an assessment of those five components, that is, such components are present and functioning effectively. Management consists solely of the president and vice president and has no employees or other personnel and management maintains sole control of all financial transactions and all assets. Using the five-component guidelines in performing its assessment, management believes that its ICFR is effective as of December 31, 2017, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

    KCCW Accountancy Corp., the independent registered public accounting firm of the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

      There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other information

      Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company:

      Name                Age       Positions and Offices Held
     -----------------    ----      -------
     James Cassidy         82       President, Secretary, Director
     James McKillop	   58       Vice President, Director

Management of The Company

    The Company has no full time employees. James Cassidy and James McKillop are the officers and directors of the Company and its shareholders. Mr. Cassidy, as president of the Company, and Mr. McKillop as vice president, will allocate a limited portion of time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by management and the potential demands of the activities of the Company.

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which they have served as such, and the business experience during at least the last five years:

    James Cassidy, Esq., LL.B., LL.M., serves as a director, president and secretary of the Company. Mr. Cassidy received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K.
Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer
& Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York, and is admitted to practice before the United States Tax Court and the United States Supreme Court. The Company believes Mr. Cassidy to have the business experience necessary to serve as a director of the Company as it seeks to enter into a business combination. As a lawyer involved in business transactions and securities matters, Mr. Cassidy has had ample experience in evaluating companies and management, understanding business plans, assisting in capital raising and determining corporate structure and objectives.

    James McKillop serves as a director and vice president of the Company. Mr. McKillop began his career at Merrill Lynch. Mr. McKillop has also been involved in financial reporting and did a daily stock market update for KPCC radio in Pasadena, California. Mr. McKillop is the founder of MB Americus LLC which specializes in consulting and public relations. Mr. McKillop has provided consulting services to Tiber Creek Corporation for more than five years. Mr. McKillop has written articles for various publications on financial matters. He has been a past member of the World Affairs Council. Mr. McKillop received his Bachelor of Arts in Economics in 1984 from the University of California at Los Angeles. With his background in financial and securities matters, the Company believes Mr. McKillop to have experience and knowledge that will serve the Company in seeking, evaluating and determining a suitable target company.

Recent Blank Check Companies

     James Cassidy, the president and a director of the Company and James McKillop, vice president and a director of the Company, are involved with other existing blank check companies, and in creating additional similar companies. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies and each were or will be classified as a blank check company until completion of a business combination.

Conflicts of Interest

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has two persons who are the only shareholders and who serve as the directors and officers. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

     Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of two shareholders who serve as the corporate directors and officers. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only two shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's officers and directors do not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2017, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock

James M. Cassidy                    10,000,000               50%
215 Apolena Avenue
Newport Beach, CA 92662

James K. McKillop                    10,000,000               50%
9454 Wilshire Boulevard
Beverly Hills, California 90212


All Executive Officers and           20,000,000              100%
Directors as a Group (2 Persons)

Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   As of December 31, 2017, the Company had issued a total of 20,000,000 shares of common stock pursuant to Section 4(a)(2) of the Securities Act for services performed for the Company with a valuation of an aggregate of $2,000.

    As the organizers and developers of the Company, James M. Cassidy and James McKillop may be considered promoters. Mr. Cassidy has provided services to the Company without charge consisting of preparing and filing the charter corporate documents.

   The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that neither Mr. Cassidy nor Mr. McKillop would be considered independent directors if it were to do so.

Item 14.  Principal Accounting Fees and Services.

	The Company has no activities, no income and no expenses except for independent audit and Delaware state fees. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

     The aggregate fees incurred in 2017 for professional services rendered by the independent registered public accounting firm for the audits of the Company's financial statements as of June 12, 2017 included in the Company's Form 10 registration statement, and the annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2017
	                 -----------------
     Audit-Related Fees          $ 2,000

	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

                        PART IV

Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith.

Exhibits:

 31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________________________________________________

                              FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm          1

Financial Statements                                            2-5

Notes to Financial Statements  				        6-8

______________________________________________________________________
KCCW Accountancy Corp.                        CERTIFIED PUBLIC ACCOUNTANTS


       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Hubper Group Inc.
(formerly Calla Grove Acquisition Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hubper Group Inc. (formerly Calla Grove Acquisition Corporation) (the "Company") as of December 31, 2017, and the related statements of operations, changes in stockholders' deficit and cash flows for the Period from May 17, 2017 (Inception) to December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the period from May 17, 2017 (Inception) to December 31, 2017, in conformity with accounting principales generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.


/s/ KCCW Accountancy Corp.

We have served as the Company's auditor since 2017.

Los Angeles, California
March 20, 2018

 ______________________________________________________________________
                             	HUBPER GROUP INC.
                  (FORMERLY CALLA GROVE ACQUISITION CORPORATION)
                                 BALANCE SHEET

                      ASSETS
                                                  December 31, 2017
                                                  ------------------
  Current assets

    Cash                                         $             -
                                                  ---------------
        Total assets                             $             -
                                                  ===============

          LIABILITIES AND SHAREHOLDERS' DEFICIT

  Current liabilities

     Accrued liabilities                         $        2,000
                                                  ---------------
         Total liabilities                                2,000
                                                  ---------------
  Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    outstanding as of December 31, 2017                       -

    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 20,000,000 shares issued
    and outstanding as of December 31, 2017               2,000

    Additional paid-in capital                              312

    Accumulated deficit                                  (4,312)
                                                  ---------------

         Total stockholders' deficit                     (2,000)
                                                  ---------------
         Total liabilities and stockholders'
                 deficit                          $            -
                                                  ================

The accompanying notes are an integral part of these financial statements.

______________________________________________________________________

                             	HUBPER GROUP INC.
                  (FORMERLY CALLA GROVE ACQUISITION CORPORATION)
                            STATEMENT OF OPERATIONS


                                                  For the period from
                                                   May 17, 2017
                                                    (Inception) to
                                                   Deember 31, 2017
                                                  -----------------

    Revenue                                      $            -
    Cost of revenue                                           -
                                                  -----------------
    Gross profit                                              -
                                                  -----------------
    Operating expenses                                    4,312
                                                  -----------------
    Loss before income taxes                             (4,312)

    Income tax expense                                        -
                                                  -----------------
  Net loss                                       $       (4,312)
                                                 ==================

    Loss per share - basic and diluted           $        (0.00)
                                                 ==================

    Weighted average shares-basic and diluted          20,000,000
                                                 ------------------



The accompanying notes are an integral part of these financial statements.

______________________________________________________________________

                             	HUBPER GROUP INC.
                  (FORMERLY CALLA GROVE ACQUISITION CORPORATION)
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                        Common Stock     Additional   Accumu-   Total
                    -------------------  Paid-in      lated     Stockholders'
                    Shares      Amount   Capital      Deficit   Deficit
                    ----------  -------  ---------    -------   ---------

Balance,
  May 17, 2017
       (Inception)         -    $    -     $    -     $    -      $     -

Issuance of
   common stock
   for service     20,000,000     2,000         -          -         2,000

Additional paid-in
   capital                 -          -         312        -           312

Net loss                   -          -          -      (4,312)    (4,312)
                    ----------   -------    --------- ---------   ---------
Balance,
   December 31,
    2017            20,000,000   $ 2,000     $  312   $ (4,312)   $(2,000)
                    ==========   ========    =======   ========   ========




   The accompanying notes are an integral part of these financial statements.


                                   4

______________________________________________________________________

                             	HUBPER GROUP INC.
                  (FORMERLY CALLA GROVE ACQUISITION CORPORATION)
                            STATEMENT OF CASH FLOWS

                                                            For the period from
                                                                May 17, 2017
                                                               (Inception) to
                                                              December 31, 2017
                                                               --------------
 OPERATING ACTIVITIES

   Net loss                                                    $    (4,312)

   Non-cash adjustments to reconcile net loss to net cash:
     Expenses paid for by stockholder and contributed
     as capital                                                        312
     Common Stock issued for services                                2,000

      Changes in Operating Assets and Liabilities:
          Accrued liability                                          2,000
                                                                -------------
            Net cash (used in) operating activities                      -
                                                                -------------
   Net increase in cash                                                  -
   Cash, beginning of period                                             -
                                                                 -------------
   Cash, end of period                                           $       -
                                                                 =============
 SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
      Income Tax                                                 $       -
                                                                 =============
      Interest                                                   $       -
                                                                 =============


The accompanying notes are an integral part of these financial statements.

                                   5

______________________________________________________________________

                             	HUBPER GROUP INC.
                  (FORMERLY CALLA GROVE ACQUISITION CORPORATION)
                         Notes to Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hubper Group Inc. (formerly Calla Grove Acquisition Corporation) ("the Company") was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2017.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017.

______________________________________________________________________


                             	HUBPER GROUP INC.
                  (FORMERLY CALLA GROVE ACQUISITION CORPORATION)
                         Notes to Financial Statements

                    Notes to Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2017, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses of $4,312 during the period ended December 31, 2017. The Company had a working capital deficit of $2,000 and an accumulated deficit of $4,312 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                             	HUBPER GROUP INC.
                  (FORMERLY CALLA GROVE ACQUISITION CORPORATION)
                         Notes to Financial Statements

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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. Managementbelieves that this ASU will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic
230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company's financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4     ACCRUED LIABILITIES

As of December 31, 2017, the Company had accrued professional fees of $2,000.

NOTE 5   STOCKHOLDERS' DEFICIT

On May 17, 2017, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares for services rendered to the Company, valued at $0.0001 par value per share, for a total of $2,000. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.
As of December 31, 2017, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 SUBSEQUENT EVENT

Management has evaluated subsequent events through March 20, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition as of December 31 2017 have been incorporated into these financial statements in accordance with FASB ASC Topic
855, "Subsequent Events."
                                    8
______________________________________________________________________

                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
			HUBPER GROUP INC.
                        (FORMERLY CALLA GROVE ACQUISITION CORPORATION)

                              By:   /s/ James Cassidy, President
					Principal executive officer
Dated:  April 4, 2018


                              By:   /s/ James Cassidy
                                        Principal financial officer
Dated:  April 4, 2018


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James Cassidy 		Director         April 4, 2018

/s/  James McKillop		Director	 April 4, 2018