Form 10-Q
period 2018-03-31
Hubper Group Inc.
filed 2018-05-17
CIK 1709560

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           May 15, 2018

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of March 31, 2018 (unaudited) and
December 31, 2017                                                    2

Condensed Statement of Operations for the Three Months
Ended March 31, 2018 (unaudited)                                     3

Condensed Statement of Cash Flows for the Three Months
Ended March 31, 2018 (unaudited)                                     4

Notes to Condensed Financial Statements (unaudited)                  5-8

______________________________________________________________________

                      HUBPER GROUP INC.
         (formerly Calla Grove Acquisition Corporation)
                    CONDENSED BALANCE SHEETS

           ASSETS
                                             March 31,        December 31,
                                               2018              2017
                                            ------------     ------------
                                            (Unaudited)
   Current assets

     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $      1,250	      $     2,000
                                            ------------      ------------
           Total liabilities                      1,250	            2,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       March 31, 2018 and December 31,
       2017, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at March 31, 2018 and
       December 31, 2017, respectively            2,000             2,000

       Additional paid-in capital                 2,006		      312

       Accumulated deficit                       (5,256)           (4,312)
                                            ------------      ------------
          Total stockholders' deficit            (1,250)           (2,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                               HUBER GROUP INC.
                  (formerly Calla Grove Acquisition Corporation)
                       CONDENSED STATEMENT OF OPERATIONS
				 (UNAUDITED)

        	     	                 For the Three
                                         Months Ended
                                         March 31, 2018
                                         --------------
    Revenue                              $          -
    Cost of revenues                                -
                                         --------------
    Gross profit                                    -
                                         --------------
    Operating expenses                             944
                                         --------------
    Loss before income taxes                      (944)
    Income tax expense                              -
                                         --------------
    Net loss                             $        (944)
                                         ==============
    Loss per share -
       basic and diluted                 $       (0.00)
                                         ==============
    Weighted average shares -               20,000,000
         basic and diluted               ==============


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       3
______________________________________________________________________

                              HUBPER GROUP INC.
                  (formerly Calla Grove Acquisition Corporation)
                          CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

        	     	                 For the Three
                                         Months Ended
                                         March 31, 2018
                                         --------------
OPERATING ACTIVITIES
   Net loss                              $       (944)

   Non-cash adjustments to reconcile
     net loss to net cash:
     Expenses paid for by stockholder
     and contributed as capital                 1,694

   Changes in Operating Assets and
        Liabilities:
     Accrued liabilities                        (750)
                                        ---------------
       Net cash provided by (used in)
         operating activities                      -
                                        --------------
   Net increase in cash                            -
   Cash, beginning of period                       -
                                        --------------
     Cash, end of period                $          -
                                        ==============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                      $          -
                                        ==============
     Interest                           $          -
                                        ==============

  The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                              HUBPER GROUP INC.
                  (formerly Calla Grove Acquisition Corporation)
                Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hubper Group Inc. (formerly Calla Grove Acquisition Corporation)
(the "Company") was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to shareholders and effecting a change in control. The Company anticipates that it may effect a business combination in order to develop its business plan. It may, however, choose to develop such business plan without effecting a business combination if it determines that any such proposed transaction is not suitable.

Any combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

In December, 2017 in anticipation of the subsequent change in control, the Company filed a Form 8-K announcing the change in its name to Hubper Group Inc. As of the balance sheet date of this Report, no agreements or documentation has been finalized to effect such a change in control.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying unaudited condensed financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

USE OF ESTIMATES

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2018 and December 31, 2017, respectively.

______________________________________________________________________

                              HUBPER GROUP INC.
                 (formerly Calla Grove Acquisition Corporation)
                Notes to Unaudited Condensed Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and December 31, 2017, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited condensed financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited condensed financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its condensed financial statements.

In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its condensed financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic
230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company's condensed financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future condensed financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $944 for the three months ended March 31, 2018. The Company had a working capital deficit of $1,250 and an accumulated deficit of $5,256 as of March 31, 2018 and a working captial deficit of $2,000 and an accumulated deficit of $4,312 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, the Company had accrued professional fees of $1,250 and $2,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On May 17, 2017, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2018, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through May 15, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."
                                  7

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Hubper Group Inc. (formerly Calla Grove Acquisition Corporation)
(the "Company") was incorporated on May 17, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

    Since inception the Companys operations to date of the period covered by this report were limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on September 11, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

     As of March 31, 2018 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $944 and an accumulated deficit of $5,256 for the three months ended and as of March 31, 2018, respectively.

    The president of the Company is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. Such services may include, when and if appropriate, the use of an existing reporting company such as the Company. Tiber Creek is in continual discussions with client companies for its assistance and the use of a company such as the Company as a vehicle to become a public company. As such the Company may effect a change in control pursuant to such discussions. When, and if, the Company effects a change in control, the Company will file a Form 8-K announcing it.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with it.

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

     In the present case of the Company, management maintained sole control of all financial transactions and all assets. Since the president of the Company is in sole control of the financial transactions and assets management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

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

Changes in Internal Control Over Financial Reporting

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

    Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop, the officers and directors of the Company, were the officers and directors have received subpoenas for documents in regard to an inquiry by the Securities and Exchange Commission requesting documentation regarding the transactions and filings for the past five years and former share ownership of certain blank check companies.

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


 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(a)(2) of the Securities Act of 1933 at par as follows:

     On May 17, 2017 the Company issued the following shares of its common stock for services rendered to the Company:

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

                           HUBPER GROUP INC.


                            By:   /s/ James Cassidy
                                  President, Chief Financial Officer

Dated:   May 17, 2018